Form 10QSB
period 2008-03-31
Stalar 1, Inc.
filed 2008-05-12
CIK 1419985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 000-52971

                                 STALAR 1, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

             New York                                        26-1402640
    (State or other jurisdiction of                    (I.R.S. Employer ID No.)
    incorporation or organization)

     317 Madison Ave., Suite 1520
           New York, NY                                        10017
(Address of principal executive offices)                    (Zip code)

                    Issuer's telephone number: (212) 953-1544

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

At March 31, 2008, 2,025,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2008

                                                                           Page
                                                                            No.
                                                                            ---

FINANCIAL STATEMENTS (Unaudited)

   Balance Sheet as of March 31, 2008                                        4

   Statements of Operations
    For the three months ended March 31, 2008 and for the period
    November 13, 2007, (inception) to March 31, 2008                         5

   Statements of Cash Flows
    For the three months ended March 31, 2008 and for the period
    November 13, 2007, (inception) to March 31, 2008                         6

   Statements of Changes in Stockholders' Deficit For the period
    November 13, 2007, (inception) to March 31, 2008                         7

   Notes to Financial Statements                                            8-9

                                 STALAR 1, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 MARCH 31, 2008
                                   (Unaudited)


ASSETS
Current assets
Cash                                                                   $  1,156
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses                                  $     --
                                                                       --------

Total current liabilities                                                    --

Loan payable - Officer                                                   11,450
                                                                       --------

Total liabilities                                                        11,450
                                                                       --------

Stockholders' deficit
  Preferred stock - $0.0001 par value;
    25,000,000 shares authorized; none issued or outstanding                 --
  Common stock - $0.0001 par value; 75,000,000 shares authorized;
    2,025,000 issued and outstanding                                        203
  Additional paid-in capital                                                997
  Deficit accumulated during the development stage                      (11,494)
                                                                       --------

Total stockholders' deficit                                             (10,294)
                                                                       --------

                                                                       $  1,156
                                                                       ========

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS    NOVEMBER 13, 2007
                                                   ENDED        (Inception) to
                                              MARCH 31, 2008     MARCH 31, 2008
                                              --------------     --------------

Revenues                                       $        --        $        --
                                               -----------        -----------

General and administrative expenses
  Professional fees                                     --              2,500
  Organization costs                                 7,121              8,687
  Sundry                                               219                307
                                               -----------        -----------

                                                     7,340             11,494
                                               -----------        -----------

Net loss                                       $    (7,340)       $   (11,494)
                                               ===========        ===========

Loss per share:
  Loss per share                               $    (0.004)       $    (0.006)
                                               ===========        ===========

Weighted average shares outstanding              2,019,832          2,015,158
                                               ===========        ===========

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               THREE MONTHS    NOVEMBER 13, 2007
                                                   ENDED        (Inception) to
                                               MARCH 31, 2008   MARCH 31, 2008
                                               --------------   --------------

Cash flows from operating activities:
  Net loss                                         $(7,340)        $(11,494)
                                                   -------         --------

Net cash used in operating activities               (7,340)         (11,494)
                                                   -------         --------

Cash flows from financing activities:
  Proceeds from issuance of common stock               380            1,200
  Loans from Officer                                 7,790           11,450
                                                   -------         --------

Net cash provided by financing activities            8,170           12,650
                                                   -------         --------

Net increase in cash                                   830            1,156

Cash, beginning of period                              326               --
                                                   -------         --------

Cash, end of period                                $ 1,156         $  1,156
                                                   =======         ========


   The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                                             Additional    During
                                                                               Paid-in   Development
                                                   Shares        Amount        Capital      Stage        Total
                                                 ----------   ------------   ----------  -----------    --------

Shares issued at inception,  November 13, 2007   $       --   $         --   $       --   $      --    $     --

Shares issued for cash, at par $.0001             2,000,000            200           --          --         200

Shares issued for cash, at $.04 per share            25,000              3          997          --       1,000

Net loss for the period                                  --             --           --     (11,494)    (11,494)
                                                 ----------   ------------   ----------   ---------    --------

Balance, March 31, 2008                          $2,025,000   $        203   $      997   $ (11,494)   $(10,294)
                                                 ==========   ============   ==========   =========    ========

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (Unaudited)


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2008 and for the three months then ended have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007, (inception), to November 30, 2007 as disclosed in the Company's 10-SB for that period as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Stalar 1, Inc. (?the Company?), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a "shell company", because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, "public" company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (Unaudited)


Loss Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company's management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D - RELATED PARTY TRANSACTIONS

In November 2007, the Company issued 2,000,000 shares of common stock to the officer and director for total proceeds of $200. In addition, the officer advanced funds to the Company, which funds are anticipated to be converted into shares of capital stock of the Company.

NOTE E - EQUITY TRANSACTIONS

During the period January 1, 2008 to March 31, 2008 the Company issued 25,000 shares of common stock to unrelated parties at $0.04 per share, for total proceeds of $1,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

             Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Plan of Operation

Currently our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2008, nor for the period November 13, 2007, (inception) to March 31, 2008 and has no operations as of the date of this filing.
General and administrative expenses were $7,340 for the three months ended March 31, 2008, compared with $11,494 for the period November 13, 2007, (inception) to March 31, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $7,340 for the first fiscal quarter, compared to a net loss of $11,494 for the period November 13, 2007, (inception) to March 31, 2008.

Off-balance Sheet Arrangements

None; not applicable.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("Evaluation Date"), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Principal Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March of 2008, in a transaction exempt from registration, the Registrant sold an aggregate of 25,000 shares of its Common Stock, $.0001 per share, at a price of $.04 per share, for total consideration of $1,000 to a total of 50 purchasers. No underwriter was involved in the transaction. The Registrant relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to purchasers resident in the United States and Regulation S promulgated under the Act with respect to foreign purchasers.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended March 31, 2008, or subsequent period through the date hereof, which was not so reported, except as follows:

      In February and March of 2008, in a transaction exempt from registration, the Registrant sold an aggregate of 25,000 shares of its Common Stock, $.0001 per share, at a price of $.04 per share, for total consideration of $1,000 to a total of 50 purchasers. No underwriter was involved in the transaction. The Registrant relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to purchasers resident in the United States and Regulation S promulgated under the Act with respect to foreign purchasers.

(b) Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

ITEM 6 - EXHIBITS

Exhibit
Number      Exhibit Title
------      -------------

31.1 Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2 Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d- 14(a)

32 Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STALAR 1, INC.

Date:  May 8, 2008                     By: /s/ Steven R. Fox
                                           ---------------------------
                                           Steven R. Fox, President and Director