Form 10KSB
period 2008-09-30
Stalar 1, Inc.
filed 2008-12-29
CIK 1419985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            |X|   Annual Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended September 30, 2008
                                       or
            |_|   Transitional Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    000-52971
                             ----------------------
                             Commission file number

                                 Stalar 1, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Delaware                                       26-1402640
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  317 Madison Avenue, Suite 1520
         New York, New York                                    10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (212) 953-1544

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                $0.0001 Par Value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State issuer's revenues for its most recent fiscal year. The Company had no revenues during its first fiscal year ending September 30, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price for such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). - NOT APPLICABLE

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of September 30, 2008, 2,025,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

--------------------------------------------------------------------------------

                                 STALAR 1, INC.

                                   Form 10-KSB

                           Report for the Fiscal Year
                            Ended September 30, 2008

PART I

 Item 1.       Description of Business                                        3
 Item 2.       Properties                                                     3
 Item 3.       Legal Proceedings                                              3
 Item 4.       Submission of Matters to a Vote of Security Holders            3

PART II

 Item 5.       Market for Registrant's Common Stock and Related
                  Stockholder Matters                                         3
 Item 6.       Management's Discussion and Analysis or Plan of
                  Operations                                                  3
 Item 7.       Financial Statements                                           4
 Item 8.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         4
 Item 8a.      Controls and Procedures                                        4
 Item 8a(T).   Controls and Procedures                                        4
 Item 8b.      Other Information                                              5

PART III

 Item 9.       Directors and Executive Officers of the Registrant             5
 Item 10.      Executive Compensation                                         6
 Item 11.      Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                  6
 Item 12.      Certain Relationships and Related Transactions, and
                  Director Independence.                                      7
 Item 13.      Exhibits                                                       7
 Item 14.      Principal Accountant Fees and Services                         8

               Signature                                                      8

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Development of Business

Stalar 1, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Delaware on November 13, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The Company has conducted negotiations regarding a target business, but has not entered into a letter of intent. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

(b) Narrative Description Business

Currently our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the past 12 months, for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

We presently have no employees apart from our management. Our sole officer and sole director is engaged in outside business activities and he devotes to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 2. DESCRIPTION OF PROPERTY

The Company neither rents nor owns any property. The Company utilizes the office space and equipment of Steven Fox, its President, Secretary and sole Director, at no cost on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

As of September 30, 2008, there were approximately 51 record holders of the Company's Common Stock.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended September 30, 2008, nor for the period November 13, 2007, (inception) to September 30, 2008 and has no operations as of the date of this filing.

General and administrative expenses were $4,034 for the three months ended September 30, 2008, and were $24,429 for the period November 13, 2007 (inception) to September 30, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $4,034 for the fourth fiscal quarter, and a net loss of $24,429 for the period November 13, 2007 (inception) to September 30, 2008.

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

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

During the next 12 months we anticipate incurring costs related to:

a) filing of Exchange Act reports, and

b) costs relating to consummating an acquisition.

We have financed our activities to date from loans from our sole Stockholder. We believe we will be able to meet costs anticipated to be incurred in the next 12 months through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. The report of our independent registered public accounting firm, MSCM LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the fiscal period covered by this report ("Evaluation Date"), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Principal Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing adequate internal controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and the Company's chief operating officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The sole Director and executive officers of the Company for the reported period are as follows:

          Name               Age                        Position
          -------------      ---  ---------------------------------------

          Steven R. Fox      55   Director, CEO/President, CFO, Secretary

Dr. Fox is a practicing dentist in New York City. Dr. Fox is a fellow in the American College of Dentistry and a fellow in the International College of Dentistry. He is a former faculty member of the Harvard School of Dental Medicine and a former officer of Harvard. In 1999 Dr. Fox was the Ernst and Young Entrepreneur of the Year. Dr. Fox is the Chairman of the Rebel Group, Inc., a privately-held company, that is involved in importing and exporting. Dr. Fox is currently an advisor to Scarguard, LLC, a medical product company. In 1999, Dr. Fox received the Medal of Freedom from the Republican Members of the United States Senate. Since the Company's inception, Dr. Fox has been serving as the Company's CEO/President, CFO, Secretary and sole Director.

Steven Fox is the President, Secretary, sole Director and controlling stockholder of three other Delaware corporations. The other three Delaware corporations are Stalar 2, Inc., Stalar 3, Inc. and Stalar 4, Inc.

The term of office of our sole Director expires at our annual meeting of stockholders or until his successor is duly elected and qualified.

Significant Employees.

None.

Family Relationships.

None.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended September 30, 2008, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a).

Audit Committee.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.

The Company has not adopted a Code of Ethics as it has no business operations and consequently no revenues. It does not pay any compensation to its sole officer and director. The Company anticipates that it will adopt a Code of Ethics prior to becoming an operating company.

ITEM 10. EXECUTIVE COMPENSATION.

The Company's President, Secretary and sole Director has not received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a Director in such capacity. The Company's sole officer and Director intends to devote a limited amount of time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our sole officer and Director for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to our management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this item, or otherwise.

Bonuses and Deferred Compensation.

None.

Compensation Pursuant to Plans.

None.

Director Compensation.

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's sole Director as of the end of September 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2008 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

                                         Amount and Nature
                                           of Beneficial
Name and Address                            Ownership(2)    Percentage of Class
----------------                            ------------    -------------------
Steven R. Fox (1)
317 Madison Avenue, Suite 1520,
New York, NY 10017                            2,000,000           98.77%

All Officers and Directors as a group
(one individual)                              2,000,000           98.77%

(1) Steven R. Fox is the CEO/President, CFO, Secretary and sole Director of the Company.

(2) All shares are owned directly and of record and such stockholder has sole voting, investment, and dispositive power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2008, Steven R. Fox, the sole officer and sole Director of the Company, has advanced funds in the aggregate amount of $22,375 to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate.

The Company utilizes the office space and equipment of its President at no cost. Management estimated such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

The sole Director of the Company would not be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

                                     PART IV

ITEM 13. EXHIBITS.

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

                                Title of Document                       Page
------------------------------------------------------------------  ------------
Report of Independent Registered Public Accounting Firm                 F-1
Balance Sheet                                                           F-2
Statement of Operations                                                 F-3
Statement of Cash Flows                                                 F-4
Statement of Changes in Stockholders' Deficit                           F-5
Notes to Financial Statements                                        F-6 to F-8

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report: None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

   Exhibit        SEC Reference
   Number             Number                             Title of Document                              Location
---------------  ------------------  ---------------------------------------------------------  ---------------------------
Item 3 - Articles of Incorporation and Bylaws
3.01             3                   Articles of Incorporation                                  Incorporated by reference*
3.02             3                   Bylaws                                                     Incorporated by reference*
31.01            31                  CEO certification Pursuant to 18 USC Section 1350, as      This Filing
                                     adopted pursuant to Section 302 of Sarbanes-Oxley Act
                                     of 2002
31.02            31                  CFO certification Pursuant to 18 USC Section 1350, as      This Filing
                                     adopted pursuant to Section 302 of Sarbanes-Oxley Act
                                     of 2002
32.01            32                  CEO Certification pursuant to Section 906                  This Filing
32.02            32                  CFO Certification pursuant to Section 906                  This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-52971.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The fees incurred for the fiscal year ending September 30, 2008 (the first fiscal year of our Company's existence) for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $8,500

2) Audit-Related Fees. $0

3) Tax Fees. $0

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                STALAR 1, INC.

Dated: December 26, 2008                        by: /s/ Steven R. Fox
                                                ------------------------------
                                                Steven R. Fox,
                                                President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Fox
--------------------------
Steven R. Fox
CEO, CFO, President and Secretary

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

         PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2008


                                                                      Page
                                                                       No.
                                                                       ---

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm             F-1

   Balance Sheet                                                       F-2

   Statement of Operations                                             F-3

   Statement of Cash Flows                                             F-4

   Statement of Changes in Stockholders' Deficit                       F-5

   Notes to Financial Statements                                    F-6 - F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stalar I, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Stalar I, Inc. as of September 30, 2008 and the related statements of operations, stockholders' deficit and cash flows from November 13, 2007 (date of incorporation) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar I, Inc. as of September 30, 2008, and the results of its operations and its cash flows from November 13, 2007 (date of incorporation) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated revenue and is unlikely to generate earnings in the immediate or foreseeable future. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Managements' plans in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Signed:  "MSCM LLP"

Toronto, Ontario
December 19, 2008

                                 STALAR 1, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2008

ASSETS
Current assets
  Cash                                                                 $  1,308
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued expenses                                $  2,162
  Loan payable - Officer                                                 22,375
                                                                       --------

      Total current liabilities                                          24,537
                                                                       --------

Stockholders' deficit
  Preferred stock - $0.0001 par value;
      25,000,000 shares authorized; none issued or outstanding               --
  Common stock - $0.0001 par value; 75,000,000 shares authorized;
      2,025,000 issued and outstanding                                      203
  Additional paid-in capital                                                997
  Deficit accumulated during the development stage                      (24,429)
                                                                       --------

      Total stockholders' deficit                                       (23,229)
                                                                       --------

                                                                       $  1,308
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

         PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2008


Revenues                                                            $        --
                                                                    -----------

General and administrative expenses
  Professional fees                                                       9,034
  Organization costs                                                     14,868
  Sundry                                                                    527
                                                                    -----------

                                                                         24,429
                                                                    -----------

Net loss                                                            $   (24,429)
                                                                    ===========

Loss per common share:
  Basic and diluted $                                                    (0.012)
                                                                    ===========

  Weighted average number of common shares outstanding                2,020,931
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

         PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2008

Cash flows from operating activities:
  Net loss                                                             $(24,429)
  Increases in cash flows from
      operating activities resulting from changes in:
        Accounts payable and accrued expenses                             2,162
                                                                       --------

Net cash used in operating activities                                   (22,267)
                                                                       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                  1,200
  Loans from Officer                                                     22,375
                                                                       --------

Net cash provided by financing activities                                23,575
                                                                       --------

Net increase in cash and cash, end of period                           $  1,308
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

         PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2008


                                                                                         Deficit
                                                                                       Accumulated
                                                                           Additional     During
                                                                            Paid-in     Development
                                                    Shares       Amount     Capital       Stage         Total
                                                   ---------   ---------   ----------   -----------    --------

Shares issued at inception, November 13, 2007             --   $      --   $       --   $        --    $     --

Shares issued for cash, at par $.0001              2,000,000         200           --            --         200

Shares issued for cash, at $.04 per share             25,000           3          997            --       1,000

Net loss for the period                                   --          --           --       (24,429)    (24,429)
                                                   ---------   ---------   ----------   -----------    --------

Balance, September 30, 2008                        2,025,000   $     203   $      997   $   (24,429)   $(23,229)
                                                   =========   =========   ==========   ===========    ========

   The accompanying notes are an integral part of these financial statements.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Loss Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses and short-term debt. The carrying value approximates fair value due to the short maturity of these instruments.

NOTE C - PREFERRED STOCK

The Company's Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2008, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE D - INCOME TAXES

As of September 30, 2008, there are loss carryforwards for Federal income tax purposes of approximately $24,000 available to offset future taxable income. The carryforwards expire in 2028. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of September 30, 2008 the Company had a deferred tax asset amounting to approximately $8,000. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

                                 STALAR 1, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (Continued)

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, "Business Combinations". This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations, financial position or cash flows.

NOTE F - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

Loan Payable - Officer

The officer had advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate.