Form 10-Q
period 2009-03-31
Stalar 1, Inc.
filed 2009-05-07
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ______________

COMMISSION FILE NUMBER: 000-52971

STALAR 1, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1402640
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

317 Madison Ave., Suite 1520,
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 953-1544 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer	[ ] Non-accelerated Filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

At March 31, 2009, 2,035,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STALAR 1, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page No.
FINANCIAL STATEMENTS (Unaudited)

Balance Sheets March 31, 2009 and September 31, 2008 (Audited)	3

   Statements of Operations
      For the six months ended March 31, 2009
      For the period November 13, 2007, (inception) to March 31, 2008
      For the period November 13, 2007, (inception) to March 31, 2009
      For the three months ended March 31, 2009 and 2008
4 5

Statements of Cash Flows For the six months ended March 31, 2009 For the period November 13, 2007, (inception) to March 31, 2008 For the period November 13, 2007, (inception) to March 31, 2009	6

Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to March 31, 2009	7

Notes to Financial Statements	8-9

STALAR 1, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$44	$1,308

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,250	$2,162
Loan payable - Officer	28,300	22,375

Total current liabilities	30,550	24,537

Stockholder's deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,035,000 and 2,025,000 issued and outstanding	204	203
Additional paid-in capital	1,396	997
Deficit accumulated during the development stage	(32,106)	(24,429)

Total stockholder's deficit	(30,506)	(23,229)

	$44	$1,308

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months	November 13, 2007	November 13, 2007
	Ended	(Inception) to	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	7,616	2,500	16,650
Organization costs	-	8,687	14,868
Sundry	61	307	588

	7,677	11,494	32,106

Net loss	$(7,677)	$(11,494)	$(32,106)

Loss per common share:
Basic and diluted	$(0.004)	$(0.006)	$(0.016)

Weighted average number of
common shares outstanding	2,029,945	2,015,158	2,024,252

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$-	$-

General and administrative expenses
Professional fees	250	-
Organization costs	-	7,121
Sundry	61	219

	311	7,340

Net loss	$(311)	$(7,340)

Loss per common share:
Basic and diluted	$(0.0002)	$(0.004)

Weighted average number of
common shares outstanding	2,035,000	2,019,832

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	November 13, 2007	November 13, 2007
	Ended	(Inception) to	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(7,677)	$(11,494)	$(32,106)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	400	-	400
Increases in cash flows from operating
activates resulting from changes in:
Accounts payable and accrued expenses	88	-	2,250

Net cash used in operating activities	(7,189)	(11,494)	(29,456)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,200	1,200
Loans from Officer	5,925	11,450	28,300

Net cash provided by financing activities	5,925	12,650	29,500

Net (decrease) increase in cash	(1,264)	1,156	44

Cash, beginning of period	1,308	-	-

Cash, end of period	$44	$1,156	$44

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)
				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for cash, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the period	-	-	-	(7,677)	(7,677)

Balance, March 31, 2009	2,035,000	$204	$1,396	$(32,106)	$(30,506)

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007 (inception), to September 30, 2008 as disclosed in the Company's 10-KSB for that period as filed with the SEC.

The results of the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009, the Company’s fiscal year end.

STALAR 1, Inc. (the “Company”), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.  The Company does not have any common stock equivalents.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which creates uncertainty about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination.  Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D – RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

Loan Payable - Officer

The officer had advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

NOTE E – EQUITY TRANSACTIONS

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-KSB for the year ended September 30, 2008 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2009, nor for the period November 13, 2007 (inception) to March 31, 2009 and has no operations as of the date of this filing.

General and administrative expenses were $311 and $7,340 for the three months ended March 31, 2009 and 2008, respectively.  General and administrative expenses were $7,677 for the six month period October 1, 2008 to March 31, 2009 compared to $11,494 November 13, 2007 (inception) to March 31, 2008.  General and administrative expenses consist primarily of professional fees and organization expenses.  We had a net loss of $311 and $7,340 for the three months ended March 31, 2009 and 2008, respectively, and a net loss of $7,677 for the six month period October 1, 2008 to March 31, 2009 compared to $11,494 November 13, 2007 (inception) to March 31, 2008.  General and administrative expenses since our inception through March 31, 2009 amount to $32,106.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

On or about May 5, 2009, the Company mailed notifications to its stockholders that a Written Consent in Lieu of an Annual Meeting of Stockholders had been executed on April 30, 2009 effective as of the earliest date permitted after the delivery of an Information Statement on Schedule 14C pursuant to the Securities Exchange Act of 1934, as amended and in compliance with Exchange Act Rule 14c-2(b).

As detailed in an Information Statement filed by the Company on May 6, 2009 with the U.S. Securities and Exchange Commission, the holder of a majority of the Company's shares of Common Stock executed the Written Consent (1) electing Dr. Steven Fox to serve as the sole director of the Company, and (2) ratifying the reappointment of MSCM LLP as the Company's independent auditors for fiscal year 2009.

ITEM 5 – OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended March 31, 2009, or subsequent period through the date hereof, which was not so reported.

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

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A copy of our Code of Ethics is filed as an exhibit to this Form 10-Q.

ITEM 6 – EXHIBITS

Exhibit
Number	Exhibit Title

14.1	Code of Ethics

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 1, INC.

Date: May 6, 2009	By: /s/ Steven R. Fox
Steven R. Fox, President and Director