Form 10-K
period 2009-09-30
Stalar 1, Inc.
filed 2009-12-24
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

Or

|_| Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52971
Commission file number

Stalar 1, Inc.
 (Name of Small Business Issuer in its charter)

Delaware	26-1402640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

317 Madison Avenue, Suite 1520
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 953-1544

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES [  ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.      |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X|   No |_|

State issuer's revenues for its most recent fiscal year. The Company had no revenues during its second fiscal year ending September 30, 2009.

The aggregate market value of the common stock held by non-affiliates of the issuer was $1,400.00 on September 30, 2009.

As of September 30, 2009, 2,035,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

STALAR 1, INC.

Form 10-K

Report for the Fiscal Year Ended September 30, 2009

PART I

ITEM 1. BUSINESS.

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

ITEM 1A.  RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B ..   UNRESOLVED STAFF COMMENTS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTY.

The Company neither rents nor owns any property. The Company utilizes the office space and equipment of Dr. Steven Fox, its President, Secretary and sole Director, at no cost on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

As of September 30, 2009, there were approximately 51 record holders of the Company's Common Stock.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6.  SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended September 30, 2009, nor for the period November 13, 2007 (inception) to September 30, 2009 and has no operations as of the date of this filing.

Continuing Operations, Liquidity and Capital Resources

General and administrative expenses were $20,403 for the fiscal year ended September 30, 2009 compared to $24,429 for the period November 13, 2007 (inception) to September 30, 2008, and $44,832 for the period November 13, 2007 (inception) to September 30, 2009.  General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $20,403 for the period September 30, 2008 to September 30, 2009.

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

Going Concern

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

Off-balance Sheet Arrangements

None

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

See the financial statements annexed to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sole Director and executive officer of the Company for the reported period is as follows:

Name	Age	Position
Steven R. Fox	56	Director, CEO/President, CFO, Secretary

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

Steven Fox is also the President, Secretary, sole Director and controlling stockholder of Stalar 2, Inc., a Delaware corporation.  The term of office of our sole Director expires at our annual meeting of stockholders or until his successor is duly elected and qualified.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2008 and September 30, 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox Director, CEO/President, CFO, Secretary	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

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

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2009

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven R. Fox	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of September 30, 2009

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's sole Director as of the end of September 30, 2009.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2009 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

	Amount and Nature
	of Beneficial	Percentage
Name and Address	Ownership(2)	of Class

Steven R. Fox (1)
317 Madison Avenue, Suite 1520,
New York, NY 10017	2,000,000	98.28%

All Officers and Directors as a group
(one individual)	2,000,000	98.28%

(1) Steven R. Fox is the CEO/President, CFO, Secretary and sole Director of the Company.

(2) All shares are owned directly and of record and such stockholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2009, Dr. Steven R. Fox, the sole officer and sole Director of the Company, has advanced funds in the aggregate amount of $10,743 to the Company to cover cash requirements. Inclusive of the $10,743, the aggregate principal amount of all loans made by Dr. Steven R. Fox from the Company’s inception is $33,118.  The loans are unsecured and are payable on demand with interest at the prime rate.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company was billed a total of $5,500 for the fiscal year ended September 30, 2009 and $5,500 for the fiscal year ended September 30, 2008 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our annual report.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2009. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal year ended September 30, 2009. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The engagement of the Company’s independent auditor, MSCM LLP, was approved by the Company’s Board of Directors which serves as the Audit Committee. The Audit Committee does not anticipate that the Company’s auditor will provide any services other that audit services and consequently the Audit Committee has not adopted any pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. No services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were provided by the Company’s auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Articles of Incorporation (1)
3.1(i)	Certificate of Correction to Certificate of Incorporation(1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
23.1	Consent of MSCM LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission on December 12, 2007.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 1, INC.

Dated: December 23, 2009	By	/s/ Steven R. Fox, President
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Steven R. Fox
      Steven R. Fox
      CEO, CFO, President and Secretary

Dated:  December 23, 2009

STALAR 1, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2009

Page No.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders' Deficit	F-5

Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stalar 1, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stalar 1, Inc. as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 1, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has never generated revenue and is unlikely to generate earnings in the immediate or foreseeable future.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  Managements’ plans in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed:  “MSCM LLP”

Toronto, Ontario
December 11, 2009

STALAR 1, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2009 AND 2008

	2009	2008

ASSETS
Current assets
Cash	$45	$1,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$10,159	$2,162
Loan payable – Officer	33,118	22,375

Total current liabilities	43,277	24,537

Stockholders’ deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares
authorized; 2,035,000 and 2,025,000 issued and outstanding	204	203
Additional paid-in capital	1,396	997
Deficit accumulated during the development stage	(44,832)	(24,429)

Total stockholders’ deficit	(43,232)	(23,229)

	$45	$1,308

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		November 13, 2007	November 13, 2007
	Year Ended	(Inception) to	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	18,936	9,034	27,970
Organization costs	-	14,868	14,868
Interest expense	1,111	-	1,111
Sundry	356	527	883

	20,403	24,429	44,832

Net loss	$(20,403)	$(24,429)	$(44,832)

Loss per common share:
basic and diluted	$(0.010)	$(0.012)

Weighted average number of
common shares outstanding,
basic and diluted	2,032,479	2,020,931

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		November 13, 2007	November 13, 2007
	Year Ended	(Inception) to	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Cash flows from operating activities:
Net loss	$(20,403)	$(24,429)	$(44,832)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	400	-	400
Increase in cash flows from operating
activities resulting from changes in:
Accounts payable and accrued
expenses	7,997	2,162	10,159

Net cash used in operating activities	(12,006)	(22,267)	(34,273)

Cash flows from financing activities:
Proceeds from issuance of
Common stock	-	1,200	1,200
Loans from Officer	10,743	22,375	33,118

Net cash provided by financing activities	10,743	23,575	34,318

Net increase (decrease) in cash	(1,263)	1,308	45

Cash, beginning of period	1,308	-	-

Cash, end of period	$45	$1,308	$45

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception,
November 13, 2007	$-	$-	$-	$-	$-

Shares issued for cash, at par $0.001	2,000,000	200	-	-	200

Shares issued for cash, at $0.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services,
valued at $0.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	$204	$1,396	$(44,832)	$(43,232)

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stalar 1, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent to date.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination.  Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Income Taxes

Income taxes are calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Continued)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

Interest and penalties related to unrecognized tax benefits will be recognized in the financial statements as a component of the income tax provision. Significant judgment is required to evaluate uncertain tax positions. The Company will evaluate its uncertain tax positions on a quarterly and annual basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the change is made.

Loss Per Share

The Company uses SFAS No. 128, “Earnings Per Share”, which was primarily codified into Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.  The Company does not have any common stock equivalents.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which was primarily codified into Topic 820 “Fair Value Measurements and Disclosures”, as amended.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The standard utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses and loan payable-officer.  The carrying value approximates fair value due to the short maturity of these instruments.

NOTE C - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2009 and 2008, there was no preferred stock outstanding.  The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Continued)

NOTE D – INCOME TAXES

As of September 30, 2009 there are loss carryforwards for Federal income tax purposes of approximately $32,301, available to offset future taxable income.  The carryforwards begin to expire in 2028.  The Company does not expect to incur a Federal income tax liability in the foreseeable future.  As of September 30, 2009 and 2008 the Company had a deferred tax asset amounting to approximately $11,305 and $8,000, respectively.  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

NOTE E – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, "Business Combinations". This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In June 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance with our fiscal year beginning October 1, 2010.  The Company does not expect the adoption to have a material impact on its results of operations, financial position or cash flows.

In June 2009, the FASB issued new guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB ACCOUNTING STANDARDS CODIFICATION (TM) (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Continued)

NOTE F - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

Loan Payable - Officer

The officer has advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

NOTE G – EQUITY TRANSACTIONS

During the period from November 13, 2007 to September 30, 2008 the Company issued 25,000 shares of common stock to unrelated parties at $.04 per share, for total cash proceeds of $1,000.

In December 2008, the Company issued 10,000 shares of common stock for services, valued at $0.04 per share, for a total value of $400.