Form 10-Q
period 2009-12-31
Stalar 1, Inc.
filed 2010-02-12
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated Filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At February 9, 2010, 2,044,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STALAR 1, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page No.

INTERIM FINANCIAL STATEMENTS (Unaudited)

Interim Balance Sheets December 31, 2009 and September 30, 2009 (Audited)	3

Interim Statements of Operations For the three months ended December 31, 2009 and 2008 For the period November 13, 2007, (inception) to December 31, 2009	4

Interim Statements of Cash Flows For the three months ended December 31, 2009 and 2008 For the period November 13, 2007, (inception) to December 31, 2009	5

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to December 31, 2009	6

Notes to Interim Financial Statements	7 - 8

STALAR 1, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$106	$45

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,821	$10,159
Loan payable - Officer	35,978	33,118

	44,799	43,277

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-

Common stock - $0.0001 par value;75,000,000 shares authorized; 2,035,000 issued and outstanding	204	204

Additional paid-in capital	1,396	1,396
Deficit accumulated during the development stage	(46,293)	(44,832)

Total Stockholders' deficit	(44,693)	(43,232)

	$106	$45

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	1,363	7,366	29,333
Organization costs	-	-	14,868
Interest expense	98	-	1,209
Sundry	-	-	883
		-
	1,461	7,366	46,293

Net loss for the period	$(1,461)	$(7,366)	$(46,293)

Loss per common share:
basic and diluted	$(0.001)	$(0.004)

Weighted average number of common shares outstanding, basic and diluted	2,035,000	2,025,109

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

			November 13,
	Three Months Ended		2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss for the period	$(1,461)	$(7,366)	$(46,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	400	400
Increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(1,338)	4,766	8,821

Net cash used in operating activities	(2,799)	(2,200)	(37,072)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,200
Loans from Officer	2,860	2,275	35,978

Net cash provided by financing activities	2,860	2,275	37,178

Net increase in cash	61	75	106

Cash, beginning of period	45	1,308	-

Cash, end of period	$106	$1,383	$106

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for cash, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Net loss for the period	-	-	-	(1,461)	(1,461)

Balance, December 31, 2009	2,035,000	$204	$1,396	$(46,293)	$(44,693)

The accompanying notes are an integral part of these unaudited interim financial statements.

 STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of December 31, 2009 and for the three months ended December 31, 2009 and 2008 and for the period from November 13, 2007 (inception) to December 31, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2009 and for the period November 13, 2007, (inception), to September 30, 2009 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2010, the Company’s fiscal year end.

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

STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Continued)

NOTE C – GOING CONCERN

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America, which contemplate continuation of the Company as a going concern.  The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination.  Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

In December 2008, the Company issued 10,000 shares of common stock for services, valued at $.04 per share, for a total value of $400.

NOTE F – SUBSEQUENT EVENT

In January 2010, the Company issued 9,500 shares of common stock for services, valued at $.04 per share, for a total value of $380.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-K for the year ended September 30, 2009 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2009, nor for the period November 13, 2007 (inception) to December 31, 2009 and has no operations as of the date of this filing.

General and administrative expenses were $1,461 for the three months ended December 31, 2009 compared to $7,366 for the three month period October 1, 2008 to December 31, 2008, and were $46,293 for the period November 13, 2007 (inception) to December 31, 2009. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $1,461 for the first fiscal quarter compared to a net loss of $7,366 for the period October 1, 2008 to December 31, 2008.  General and administrative expenses since our inception through December 31, 2009 amount to $46,293.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2010, in a transaction exempt from registration, the Company issued 9,500 shares of Common Stock valued at $0.04 per share for an aggregate consideration of $380 in professional services rendered to the Company. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended December 31, 2009, or subsequent period through the date hereof, which was not so reported.

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

STALAR 1, INC.

Date: February 12, 2010	By: /s/ Steven R. Fox
Steven R. Fox, President and Director