Form 10-Q
period 2010-03-31
Stalar 1, Inc.
filed 2010-05-14
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

At March 31, 2010, 2,044,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STALAR 1, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

Page No.
Interim Balance Sheets
March 31, 2010 and September 30, 2009 (Audited)	3

Interim Statements of Operations
For the six months ended March 31, 2010 and 2009 and
for the period November 13, 2007, (inception) to March 31, 2010	4
For the three months ended March 31, 2010 and 2009	5

Interim Statements of Cash Flows
For the six months ended March 31, 2010 and 2009 and
for the period November 13, 2007, (inception) to March 31, 2010	6

Interim Statement of Changes in Stockholders’ Deficit
November 13, 2007, (inception) to March 31, 2010	7

Notes to Interim Financial Statements	8

2

STALAR 1, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$106	$45

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,580	$10,159
Loan payable - officer	39,478	33,118

Total current liabilities	48,058	43,277

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,044,500 and 2,035,000 issued and outstanding, respectively	205	204
Additional paid-in capital	1,775	1,396
Deficit accumulated during the development stage	(49,932)	(44,832)

Total stockholders' deficit	(47,952)	(43,232)

	$106	$45

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	4,695	7,616	32,665
Organization costs	-	-	14,868
Interest expense	405	-	1,516
Sundry	-	61	883

	5,100	7,677	49,932

Net loss for the period	$(5,100)	$(7,677)	$(49,932)

Loss per common share:
basic and diluted	$(0.003)	$(0.004)

Weighted average number of common shares outstanding, basic and diluted	2,039,489	2,029,945

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$-	$-

General and administrative expenses
Professional fees	3,332	250
Interest expense	307	-
Sundry	-	61

	3,639	311

Net loss for the period	$(3,639)	$(311)

Loss per common share:
basic and diluted	$(0.002)	$(0.000)

Weighted average number of common shares outstanding, basic and diluted	2,044,180	2,035,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss for the period	$(5,100)	$(7,677)	$(49,932)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	380	400	780
(Decrease) increase in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(1,579)	88	8,580

Net cash used in operating activities	(6,299)	(7,189)	(40,572)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,200
Loans from officer	6,360	5,925	39,478

Net cash provided by financing activities	6,360	5,925	40,678

Net increase in cash	61	(1,264)	106

Cash, beginning of period	45	1,308	-

Cash, end of period	$106	$44	$106

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$380	$400	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for services, valued at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(26,229)

Shares issued for cash, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	-	380

Net loss for the period	-	-	-	(5,100)	(5,100)

Balance, March 31, 2010	2,044,500	$205	$1,775	$(49,932)	$(47,952)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009 and for the period from November 13, 2007 (inception) to March 31, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2009 and for the period November 13, 2007, (inception), to September 30, 2009 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010, the Company’s fiscal year end.

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

STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM  FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
(Continued)

NOTE C – GOING CONCERN

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America, which contemplate continuation of the Company as a going concern.  The Company, however, has minimal assets and a working capital deficiency and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination.  Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2010, nor for the period November 13, 2007 (inception) to March 31, 2010 and has no operations as of the date of this filing.

General and administrative expenses were $3,639 for the three months ended March 31, 2010 compared to $311 for the three month period January 1, 2009 to March 31, 2009, and were $49,932 for the period November 13, 2007 (inception) to March 31, 2010. General and administrative expenses consist primarily of professional fees, organization costs and interest expenses. We had a net loss of $5,100 for the six month period October 1, 2009 to March 31, 2010 compared to a net loss of $7,677 for the six month period October 1, 2008 to March 31, 2009.  Net losses since our inception through March 31, 2010 amount to $49,932.

10

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2010, in a transaction exempt from registration, the Company issued 9,500 shares of Common Stock valued at $0.04 per share for an aggregate consideration of $380 in professional services rendered to the Company. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act, which transaction was previously reported on Form 10-Q for the first fiscal quarter ending December 31, 2009.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ending March 31, 2010, or subsequent period through the date hereof, which was not so reported.

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

11

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

STALAR 1, INC.

Date: May 14, 2010	By: /s/ Steven R. Fox
Steven R. Fox, President and Director

12