Form 10-Q
period 2010-06-30
Stalar 1, Inc.
filed 2010-08-13
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

☐|  Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated Filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

At June 30, 2010, 2,044,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STALAR 1, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

Page No.
Interim Balance Sheets June 30, 2010 and September 30, 2009 (Audited)	3

Interim Statements of Operations For the nine months ended June 30, 2010 and 2009 and for the period November 13, 2007, (inception) to June 30, 2010 For the three months ended June 30, 2010 and 2009	4 4 5

Interim Statements of Cash Flows For the nine months ended June 30, 2010 and 2009 and for the period November 13, 2007, (inception) to June 30, 2010	6 6

Interim Statement of Changes in Stockholders’ Deficit November 13, 2007, (inception) to June 30, 2010	7

Notes to Interim Financial Statements	8 - 9

STALAR 1, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$156	$45

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$9,609	$10,159
Loan payable - officer	41,778	33,118

Total current liabilities	51,387	43,277

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,044,500 and 2,035,000 issued and outstanding, respectively	205	204
Additional paid-in capital	1,775	1,396
Deficit accumulated during the development stage	(53,211)	(44,832)

Total stockholders' deficit	(51,231)	(43,232)

	$156	$45

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2010	2009	June 30, 2010

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	7,674	10,138	35,644
Organization costs	-	-	14,868
Interest expense	705	-	1,816
Sundry	-	351	883

	8,379	10,489	53,211

Net loss for the period	$(8,379)	$(10,489)	$(53,211)

Loss per common share:
basic and diluted	$(0.004)	$(0.005)

Weighted average number of
common shares outstanding,
basic and diluted	2,041,159	2,031,630

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Revenues	$-	$-

General and administrative expenses
Professional fees	2,979	2,522
Interest expense	300	-
Sundry	-	290

	3,279	2,812

Net loss for the period	$(3,279)	$(2,812)

Loss per common share:
basic and diluted	$(0.002)	$(0.0014)

Weighted average number of
common shares outstanding,
basic and diluted	2,044,500	2,035,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss for the period	$(8,379)	$(10,489)	$(53,211)
Adjustments to reconcile net loss to
net cash used in operating activities
Common stock issued for services	380	400	780
(Decreases) increases in cash flows from
operating activities resulting from changes in:
Accounts payable and accrued expenses	(550)	88	9,609

Net cash used in operating activities	(8,549)	(10,001)	(42,822)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,200
Loans from officer	8,660	8,743	41,778

Net cash provided by financing activities	8,660	8,743	42,978

Net increase (decrease) in cash	111	(1,258)	156

Cash, beginning of period	45	1,308	-

Cash, end of period	$156	$50	$156

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$380	$400	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for services, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	-	380

Net loss for the period	-	-	-	(8,379)	(8,379)

Balance, June 30, 2010	2,044,500	$205	$1,775	$(53,211)	$(51,231)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

 NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009 and for the period from November 13, 2007 (inception) to June 30, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2009 and for the period November 13, 2007, (inception), to September 30, 2009 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010, the Company’s fiscal year end.

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

Loss Per Share

The Company uses Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, which was primarily codified into Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.  The Company does not have any common stock equivalents.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

NOTE D - RELATED PARTY BALANCES AND TRANSACTIONS

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2010, nor for the period November 13, 2007 (inception) to June 30, 2010 and has no operations as of the date of this filing.

General and administrative expenses were $3,279 and $2,812 for the three months ended June 30, 2010 and 2009, respectively.  General and administrative expenses were $8,379 for the nine month period October 1, 2009 to June 30, 2010 compared to $10,489 for the period October 1, 2008 to June 30, 2009.  General and administrative expenses consist primarily of professional fees and organization expenses.  We had a net loss of $3,279 and $2,812 for the three months ended June 30, 2010 and 2009, respectively, and a net loss of $8,379 for the nine month period October 1, 2009 to June 30, 2010 compared to $10,489 for the period October 1, 2008 to June 30, 2009.  General and administrative expenses since our inception through June 30, 2010 were $53,211.

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

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ending September 30, 2010, or subsequent period through the date hereof, which was not so reported.

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

STALAR 1, INC.

Date: August 13, 2010	By:	/s/ Steven R. Fox
Steven R. Fox, President and Director