Form 10-Q
period 2011-03-31
Stalar 1, Inc.
filed 2011-05-13
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At May 10, 2011, 2,044,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STALAR 1, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

Page No.
Interim Balance Sheets
March 31, 2011 and September 30, 2010 (Audited)	4

Interim Statements of Operations
For the six months ended March 31, 2011 and 2010	5
for the period November 13, 2007, (inception) to March 31, 2011 and	5
for the three months ended March 31, 2011 and 2010	6

Interim Statements of Cash Flows
For the six months ended March 31, 2011 and 2010 and	7
for the period November 13, 2007, (inception) to March 31, 2011	7

Interim Statement of Changes in Stockholders’ Deficit
For the period November 13, 2007, (inception) to March 31, 2011	8

Notes to Interim Financial Statements	9 - 10

STALAR 1, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$244	$1,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,312	$11,568
Loan payable - President	62,382	46,856

Total current liabilities	65,694	58,424

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,044,500 issued and outstanding	205	205
Additional paid-in capital	1,775	1,775
Deficit accumulated during the development stage	(67,430)	(58,998)

Total stockholders' deficit	(65,450)	(57,018)

	$244	$1,406

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	7,260	4,695	48,328
Organization costs	-	-	14,868
Interest expense	847	405	3,026
Sundry	325	-	1,208

	8,432	5,100	67,430

Net loss for the period	$(8,432)	$(5,100)	$(67,430)

Loss per common share:
basic and diluted	$(0.004)	$(0.003)

Weighted average number of
common shares outstanding,
basic and diluted	2,044,500	2,039,489

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$-	$-

General and administrative expenses
Professional fees	3,450	3,332
Interest expense	450	307
Sundry	325	-

	4,225	3,639

Net loss for the period	$(4,225)	$(3,639)

Loss per common share:
basic and diluted	$(0.002)	$(0.002)

Weighted average number of
common shares outstanding,
basic and diluted	2,044,500	2,044,180

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss for the period	$(8,432)	$(5,100)	$(67,430)
Adjustments to reconcile net loss to
net cash used in operating activities
Common stock issued for services	-	380	780
(Decreases) increases in cash flows from
operating activities resulting from changes in:
Accounts payable and accrued expenses	(8,256)	(1,579)	3,312

Net cash used in operating activities	(16,688)	6,299)	(63,338)

Cash flows from financing activities:
Proceeds from issuance of Common stock	-	-	1,200
Loan from President	15,526	6,360	62,382

Net cash provided by financing activities	15,526	6,360	63,582

Net increase (decrease) in cash	(1,162)	61	244

Cash, beginning of period	1,406	45	-

Cash, end of period	$244	$106	$244

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$380	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares
Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for cash, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	-	380

Net loss for the year	-	-	-	(14,166)	(14,166)

Balance, September 30, 2010	2,044,500	205	1,775	(58,998)	(57,018)

Net loss for the period	-	-	-	(8,432)	(8,432)

Balance, March 31, 2011	2,044,500	$205	$1,775	$(67,430)	$(65,450)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2011 and for the three and six months ended Mach 31, 2011 and 2010 and for the period from November 13, 2007 (inception) to March 31, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2010 and for the period November 13, 2007, (inception), to September 30, 2010 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011, the Company’s fiscal year end.

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
March 31, 2011
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

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, the  President and a director for total proceeds of $200.

Loan Payable – President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

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

Company Overview and Plan of Operation

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2011, nor for the period November 13, 2007 (inception) to March 31, 2011 and has no operations as of the date of this filing.

As previously reported in the Company’s annual report filing, the Company and Shenyang Yanshajing Building Material Co., Ltd.  (“Shenyang”) entered into a Reverse Merger and Financial Advisory Agreement (the “Agreement”) on November 2, 2010.  Pursuant to its terms, the term of the Agreement expired on May 2, 2011.   The Company is not currently, and does not anticipate, pursuing further business negotiations with Shenyang.

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

 Liquidity and Capital Resources

As of March 31, 2011, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

General and administrative expenses (i) were $8,432 for the six months ended March 31, 2011 compared to $5,100 for the six month period October 1, 2009 to March 31, 2010; (ii) were $4,225 for the three months ended March 31, 2011 compared to $3,639 for the three month period December 31, 2009 to March 31, 2010; and (iii) were $67,430 for the period November 13, 2007 (inception) to March 31, 2011. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $4,225 for the second fiscal quarter compared to a net loss of $3,639 for the period December 31, 2009 to March 31, 2010.  The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

In order to remediate weaknesses in the Company’s disclosure controls and procedures, we have established a Disclosure Committee, chaired by our Principal Executive Officer, comprised of individuals experienced in the disclosure obligations of public companies that will be available on an as-needed basis and also meet regularly and advise the Principal Executive Officer with respect to the Company’s disclosure obligations.   In addition, the Company has appointed an additional member to the Board of Directors.

Except as noted above, during the quarter ended March 31, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ending March 31, 2011, or subsequent period through the date hereof, which was not so reported.

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
STALAR 1, INC.

Date: Ma y 13, 2011	By /s/Steven R. Fox
Steven R. Fox, President and Director