Form 10-Q
period 2012-06-30
Stalar 1, Inc.
filed 2012-08-13
CIK 1419985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

COMMISSION FILE NUMBER: 000-52971

STALAR 1, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1402640
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

317 Madison Ave., Suite 1520,
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 953-1544
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer  ☐|  Accelerated Filer  ☐  Non-accelerated Filer   ☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At August 10, 2012, 2,044,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 1, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets June 30, 2012 and September 30, 2011 (Audited)	4

Interim Statements of Operations For the nine months ended June 30, 2012 and 2011; for the period November 13, 2007, (inception) to June 30, 2012; and for the three months ended June 30, 2012 and 2011	5 5 6

Interim Statements of Cash Flows For the nine months ended June 30, 2012 and 2011; and for the period November 13, 2007, (inception) to June 30, 2012	7 7

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to June 30, 2012	8

Notes to Interim Financial Statements	9 - 10

STALAR 1, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$31	$99
Escrow deposit	-	10,000
Total current assets	$31	$10,099

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$23,923	$21,507
Loan payable – President	75,381	70,535

Total current liabilities	99,304	92,042

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,044,500 issued and outstanding	205	205
Additional paid-in capital	1,775	1,775
Deficit accumulated during the development stage	(101,253)	(83,923)

Total stockholders' deficit	(99,273)	(81,943)

	$31	$10,099

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2012	2011	June 30, 2012

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	15,065	21,239	78,761
Organization costs	-	-	14,868
Interest expense	1,806	1,352	5,922
Sundry	459	325	1,702

	17,330	22,916	101,253

Net loss for the period	$(17,330)	$(22,916)	$(101,253)

Loss per common share: basic and diluted	$(0.008)	$(0.011)

Weighted average number of common shares outstanding, basic and diluted	2,044,500	2,044,500

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Revenues	$-	$-

General and administrative expenses
Professional fees	5,601	13,979
Interest expense	608	505

	6,209	14,484

Net loss for the period	$(6,209)	$(14,484)

Loss per common share: basic and diluted	$(0.003)	$(0.007)

Weighted average number of common shares outstanding, basic and diluted	2,044,500	2,044,500

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2012	2011	June 30, 2012
Cash flows from operating activities
Net loss for the period	$(17,330)	$(22,916)	$(101,253)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	780
(Decreases) increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	2,416	6,228	23,923
Escrow deposits	10,000	-	-

Net cash used in operating activities	(4,914)	(16,688)	(76,550)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,200
Loans from President	4,846	15,526	75,381

Net cash provided by financing activities	4,846	15,526	76,581

Net increase (decrease) in cash	(68)	(1,162)	31

Cash, beginning of period	99	1,406	-

Cash, end of period	$31	$244	$31

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$-	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for cash, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	-	380

Net loss for the year	-	-	-	(14,166)	(14,166)

Balance, September 30, 2010	2,044,500	205	1,775	(58,998)	(57,018)

Net loss for the year	-	-	-	(24,925)	(24,925)

Balance, September 30, 2011	2,044,500	205	1,775	(83,923)	(81,943)

Net loss for the period	-	-	-	(17,330)	(17,330)

Balance, June 30, 2012	2,044,500	$205	$1,775	$(101,253)	$(99,273)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 and for the period from November 13, 2007 (inception) to June 30, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-K The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2011 and for the period November 13, 2007, (inception), to September 30, 2011 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012, the Company’s fiscal year end.

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

STALAR 1, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE C – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, the President and a director, for total proceeds of $200.

Loan Payable - President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at June 30, 2012.

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

Company Overview and Plan of Operation

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2012, nor for the period November 13, 2007 (inception) to June 30, 2012 and has no operations as of the date of this filing.

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

Liquidity and Capital Resources

As of June 30, 2012, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2012, nor for the period November 13, 2007 (inception) to June 30, 2012 and has no operations as of the date of this filing.

General and administrative expenses (i) were $17,330 for the nine months ended June 30, 2012 compared to $22,916 for the nine month period October 1, 2010 to June 30, 2011; (ii) were $6,209 for the three months ended June 30, 2012 compared to $14,484 for the three month period March 31, 2011 to June 30, 2011; and (iii) were $101,253 for the period November 13, 2007 (inception) to June 30, 2012. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $6,209 for the third fiscal quarter compared to a net loss of $14,484 for the period March 31, 2011 to June 30, 2011. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ending June 30, 2012, or subsequent period through the date hereof, which was not so reported.

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

STALAR 1, INC.

Date: August 10, 2012	By /s/ Steven R. Fox
Steven R. Fox, President and Director

-14-