Form 10-K
period 2012-09-30
Stalar 1, Inc.
filed 2012-12-26
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

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
[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Stalar 1, Inc. had no revenues during its fiscal year ending September 30, 2012.

The aggregate market value of the Common Stock held by non-affiliates of Stalar 1, Inc. was $2,780.00 on September 30, 2012.

As of December 20, 2012, 2,044,500 shares of the Common Stock of Stalar 1, Inc. were issued and outstanding and no shares of the Preferred Stock of Stalar 1, Inc. were issued or outstanding.

STALAR 1, INC.

Form 10-K
Report for the Fiscal Year Ended September 30, 2012

PART IV
Item 15.	Exhibits, Financial Statement Schedules	8

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

As of December 20, 2012, there were approximately 51 record holders of the Company's Common Stock.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

As of September 30, 2012, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended September 30, 2012 and had no options outstanding as of September 30, 2012. The Company has not repurchased any equity securities of the Company during the fourth quarter of the fiscal year ended September 30, 2012.

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

Overview

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the yearly period ended September 30, 2012, nor for the period November 13, 2007 (inception) to September 30, 2012 and has no operations as of the date of this filing.

Continuing Operations, Liquidity and Capital Resources

We have experienced losses since inception. General and administrative expenses were $24,753 for the fiscal year ended September 30, 2012, compared to $24,925 for the period October 1, 2010 to September 30, 2011, and $108,676 for the period November 13, 2007 (inception) to September 30, 2012. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $24,753 for the period October 1, 2011 to September 30, 2012. The results for the periods presented were not significantly affected by inflation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with another operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of consummating a business combination and/or investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

During the next 12 months we anticipate incurring costs related to:

a) filing of Exchange Act reports, and

b) costs relating to consummating a business combination.

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

Off-balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Management concluded that during the period covered by this report, such internal controls and procedures were effective.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during our year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of officers currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized that the Company’s Board of Directors acts as its audit committee and no member of the board of directors has been designated or qualifies as a financial expert. Neither of the Directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company will address these concerns at the earliest possible opportunity.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Steven R. Fox	59	Director, CEO/President, CFO, Secretary
Jan Fox	57	Director, Vice President

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

Steven Fox is also the CEO/President, CFO, Secretary, member of the Board of Directors, and controlling stockholder of Stalar 2, Inc., a Delaware corporation. Dr. Fox is also the President, CEO, Secretary and Director and stockholder of Stalar 5, Inc., a Delaware corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended September 30, 2012, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a).

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

As the table below indicates, none of the Company's officers or directors has received any cash remuneration since inception.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox Director, CEO/President, CFO, Secretary	2012 2011 2010 2009 2008	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Jan Fox Director, Vice President	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

As the table below indicates, the Company has no unexercised options, stock that has not vested, or equity incentive plan awards for our executive officers as of September 30, 2012. The Company has not granted any stock options to the executive officers or directors since our inception.

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

Compensation of Directors

As the table below indicates, no compensation has been paid to our directors as of September 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	-	-	-	-	-	-	-
Jan Fox	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's Directors as of the end of September 30, 2012.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2012 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address	Ownership(3)	of Class

Steven R. Fox (1) 317 Madison Avenue, Suite 1520, New York, NY 10017	2,000,000	97.94%

Jan Fox (2) 317 Madison Avenue, Suite 1520, New York, NY 10017	2,000,000	97.94%

All Officers and Directors as a group	2,000,000	97.94%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2012, Steven R. Fox, an officer and Director of the Company, has advanced funds in the aggregate amount of $9,757 to the Company to cover cash requirements. Inclusive of the $9,757, the aggregate principal amount of all loans made by Steven R. Fox from the Company’s inception is $80,292. The loans are unsecured and payable on demand with interest at the prime rate of 3.25% at September 30, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees incurred for the fiscal year ending September 30, 2012 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,000.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2012. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal year ended September 30, 2012. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

STALAR 1, INC.

Dated: December 21, 2012	/s/Steven R. Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/Steven R. Fox
Steven R. Fox
CEO, CFO, President and Secretary

By /s/Steven R. Fox
Steven R. Fox
CEO, CFO, President and Secretary

Dated:  December 21, 2012

 STALAR 1, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stalar 1, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stalar 1, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Signed: “MSCM LLP”

Toronto, Ontario
December 21, 2012

STALAR 1, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2012 AND 2011

	2012	2011

ASSETS
Current assets
Cash	$202	$99
Escrow deposit	$-	$10,000

Total current assets	$202	$10,099

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$26,606	$21,507
Loan payable – President	80,292	70,535

Total current liabilities	106,898	92,042

Stockholders’ deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding		-
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,044,500 issued and outstanding	205	205
Additional paid-in capital	1,775	1,775
Deficit accumulated during the development stage	(108,676)	(83,923)

Total stockholders’ deficit	(106,696)	(81,943)

	$202	$10,099

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	November 13, 2007
	September 30,	September 30,	(Inception) to
	2012	2011	September 30, 2012

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	21,468	22,628	85,164
Organization costs	-	-	14,868
Interest expense	2,466	1,937	6,582
Sundry	819	360	2,062
	24,753	24,925	108,676

Net loss	$(24,753)	$(24,925)	$(108,676)

Loss per common share:
basic and diluted	$(0.012)	$(0.012)

Weighted average number of common shares outstanding, basic and diluted	2,044,500	2,044,500

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	November 13, 2007
	September 30,	September 30,	(Inception) to
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(24,753)	$(24,925)	$(108,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	780
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	5,099	9,939	26,606
Escrow deposits	10,000	(10,000)	-

Net cash used in operating activities	(9,654)	(24,986)	(81,290)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,200
Loans from President	9,757	23,679	80,292

Net cash provided by financing activities	9,757	23,679	81,492

Net increase (decrease) in cash	103	(1,307)	202

Cash, beginning of period	99	1,406	-

Cash, end of period	$202	$99	$202

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$-	$780

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	S -	$-	$-	$-	$-

Shares issued for cash, at par $0.0001	2,000,000	200	-	-	200

Shares issued for cash, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services,
valued at $.04 per share	9,500	1	379	-	380

Net loss for the year	-	-	-	(14,166)	(14,166)

Balance, September 30, 2010	2,044,500	205	1,775	(58,998)	(57,018)

Net loss for the year	-	-	-	(24,925)	(24,925)

Balance, September 30, 2011	2,044,500	205	1,775	(83,923)	(81,943)

Net loss for the year	-	-	-	(24,753)	(24,753)

Balance, September 30, 2012	2,044,500	$205	$1,775	$(108,676)	$(106,696)

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stalar 1, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and continues to negotiate with various operating entities however, has not entered into any letter of intent to date.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SEPTEMBER 30, 2012

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

Fair Value Measurements

GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

SEPTEMBER 30, 2012

(Continued)

Fair Value of Financial Instruments (Continued)

The Company’s financial instruments consist of cash, escrow deposit, accounts payable and accrued expenses and loan payable – President. The carrying value approximates fair value due to the short maturity of these instruments.

NOTE C - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2012 and 2011, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE D – INCOME TAXES

As of September 30, 2012 there are loss carryforwards for Federal income tax purposes of approximately $103,000, available to offset future taxable income. The carryforwards begin to expire in 2028. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of September 30, 2012 and 2011 the Company had a deferred tax asset amounting to approximately $36,000 and $27,500, respectively. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

Federal and state income tax returns for years prior to 2009 are no longer subject to examination by tax authorities.

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

Loan Payable – President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at September 30, 2012 and 2011.

STALAR 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE H – ESCROW DEPOSIT

On September 2, 2011, the Company entered into a Reverse Merger and Financial Advisory Agreement, (the “Merger Agreement”), with Tianjin TEDA Hengyun Commerce and Trade Co. Ltd., (“Tianjin”). Pursuant to the Merger Agreement Tianjin placed $10,000 in escrow with the Company’s counsel for payment of costs and expenses associated with the merger transaction. If Tianjin failed to consummate the merger, through no fault of the Company, the proceeds of the escrow would be released to the Company as liquidated damages.

During the course of its due diligence and discussions with Tianjin, Stalar 1 Inc. has elected to terminate the Merger Agreement, effective November 30, 2011. Stalar 1 Inc. retained the escrowed funds as provided for in the Merger Agreement.

