Form 10-Q
period 2013-03-31
Stalar 1, Inc.
filed 2013-05-10
CIK 1419985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

|_|  Large Accelerated Filer  |_|  Accelerated Filer  |_|  Non-accelerated Filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No |_|

At May 10, 2013, 2,044,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 1, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets March 31, 2013 and September 30, 2012 (Audited)	4

   Interim Statements of Operations
      For the six months ended March 31, 2013 and 2012;
      for the period November 13, 2007, (inception) to March 31, 2013; and
for the three months ended March 31, 2013 and 2012;	5 5 6

Interim Statements of Cash Flows For the six months ended March 31, 2013 and 2012; and for the period November 13, 2007, (inception) to March 31, 2013	7 7

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to March 31, 2013	8

Notes to Interim Financial Statements	9 - 10

STALAR 1, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$869	$202
Total current assets	$869	$202

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$26,276	$26,606
Loan payable – President	91,535	80,292

Total current liabilities	117,811	106,898

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,044,500 issued and outstanding	205	205
Additional paid-in capital	1,775	1,775
Deficit accumulated during the development stage	(118,922)	(108,676)

Total stockholders' deficit	(116,942)	(106,696)

	$869	$202

Going Concern (Note C)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2013	2012	March 31, 2013

Revenues	$—	$—	$—

General and administrative expenses
Professional fees	8,586	9,464	93,750
Organization costs	—	—	14,868
Interest expense	1,335	1,198	7,917
Sundry	325	459	2,387

	10,246	11,121	118,922

Net loss for the period	$(10,246)	$(11,121)	$(118,922)

Loss per common share:
Basic and diluted	$(0.005)	$(0.005)

Weighted average number of common shares outstanding, basic and diluted	2,044,500	2,044,500

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$—	$—

General and administrative expenses
Professional fees	4,903	3,982
Interest expense	666	605
Sundry	325	340

	5,894	4,927

Net loss for the period	$(5,894)	$(4,927)

Loss per common share:
Basic and diluted	$(0.003)	$(0.002)

Weighted average number of common shares outstanding, basic and diluted	2,044,500	2,044,500

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss for the period	$(10,246)	$(11,121)	$(118,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	780
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(330)	(3,169)	26,276
Escrow deposits	—	10,000	—

Net cash used in operating activities	(10,576)	(4,290)	(91,866)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,200
Loans from President	11,243	4,196	91,535

Net cash provided by financing activities	11,243	4,196	92,735

Net increase (decrease) in cash	667	(94)	869

Cash, beginning of period	202	99	—

Cash, end of period	$869	$5	$869

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$—	$—	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Shares issued for cash, at $.04 per share	25,000	3	997	-	1,000

Net loss for the period	-	-	-	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	-	400

Net loss for the year	-	-	-	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	-	380

Net loss for the year	-	-	-	(14,166)	(14,166)

Balance, September 30, 2010	2,044,500	205	1,775	(58,998)	(57,018)

Net loss for the year	-	-	-	(24,925)	(24,925)

Balance, September 30, 2011	2,044,500	205	1,775	(83,923)	(81,943)

Net loss for the year	-	-	-	(24,753)	(24,753)

Balance, September 30, 2012	2,044,500	205	1,775	(108,676)	(106,696)

Net loss for the period	-	-	-	(10,246)	(10,246)

Balance, March 31, 2013	2,044,500	$205	$1,775	$(118,922)	$(116,942)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 1, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012 and for the period from November 13, 2007 (inception) to March 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2012 and for the period November 13, 2007, (inception), to September 30, 2012 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013, the Company’s fiscal year end.

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

Loss Per Share

The Company uses Topic 260, “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common stock equivalents are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

NOTE C – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital deficiency of $116,942 and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

STALAR 1, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, the President and a director, for total proceeds of $200.

Loan Payable - President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at March 31, 2013. Accrued interest included in accounts payable and accrued expenses for the six and three months ended March 31, 2013 was $1,335 and $666, respectively, for the six and three months ended March 31, 2012 was $1,198 and $605, respectively, and since inception was $7,917.

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

Company Overview and Plan of Operation

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2013, nor for the period November 13, 2007 (inception) to March 31, 2013 and has no operations as of the date of this filing.

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

Liquidity and Capital Resources

As of March 31, 2013, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2013, nor for the period November 13, 2007 (inception) to March 31, 2013 and has no operations as of the date of this filing.

General and administrative expenses (i) were $10,246 for the six months ended March 31, 2013 compared to $11,121 for the six month period October 1, 2011 to March 31, 2012; (ii) were $5,894 for the three months ended March 31, 2013 compared to $4,927 for the three month period January 1, 2012 to March 31, 2012; and (iii) were $118,922 for the period November 13, 2007 (inception) to March 31, 2013. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $5,894 for the second fiscal quarter compared to a net loss of $4,927 for the period January 1, 2012 to March 31, 2012. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year, ending March 31, 2013, or subsequent period through the date hereof, which was not so reported.

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

STALAR 1, INC.

Date: May 10, 2013	By /s/Steven R. Fox
Steven R. Fox, President and Director

-14-