Form 10-K
period 2013-09-30
Stalar 1, Inc.
filed 2013-12-30
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Stalar 1, Inc. had no revenues during its fiscal year ending September 30, 2013.

The aggregate market value of the Common Stock held by non-affiliates of Stalar 1, Inc. was $2,780.00 on September 30, 2013.

As of December 27, 2013, 2,044,500 shares of the Common Stock of Stalar 1, Inc. were issued and outstanding and no shares of the Preferred Stock of Stalar 1, Inc. were issued or outstanding.

2

STALAR 1, INC.

Form 10-K
Report for the Fiscal Year Ended September 30, 2013

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

Currently our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the past 12 months, and beyond such time, will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

As of December 27, 2013, there were approximately 51 record holders of the Company's Common Stock.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

As of September 30, 2013, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended September 30, 2013 and had no options outstanding as of September 30, 2013. The Company has not repurchased any equity securities of the Company during the fourth quarter of the fiscal year ended September 30, 2013.

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

Overview
The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the yearly period ended September 30, 2013, nor for the period November 13, 2007 (inception) to September 30, 2013 and has no operations as of the date of this filing.

Continuing Operations, Liquidity and Capital Resources
We have experienced losses since inception. General and administrative expenses were $22,425 for the fiscal year ended September 30, 2013, compared to $24,753 for the period October 1, 2011 to September 30, 2012, and $131,101 for the period November 13, 2007 (inception) to September 30, 2013. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $22,425 for the period October 1, 2012 to September 30, 2013. The results for the periods presented were not significantly affected by inflation.

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

We have financed our activities to date from loans from our majority stockholder. We believe we will be able to meet costs anticipated to be incurred in the next 12 months through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. The report of our independent registered public accounting firm, GZTY CPA GROUP, LLC, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Off-balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS.

See the financial statements annexed to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 25, 2013, the Company’s Board of Directors approved the removal of MNP LLP (the successor by merger to MSCM, LLP) as the Company’s independent registered public accountant and approved the appointment of Merry Tang of GTZY CPA Group, LLC (“GTZY”) as MNP, LLP’s successor.

During the Company’s previous fiscal years ended September 30, 2011 and September 30, 2012, there were no disagreements between the Company and MSCM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MSCM, LLP, would have caused MSCM, LLP to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

The Company has not engaged MNP, LLP during the Company’s most recently completed fiscal year, ended September 30, 2013, and the subsequent interim period through October 25, 2013, the date on which the Company’s Board of Directors approved the engagement of GTZY and MNP, LLP ceased being the Company’s auditors. During the Company’s past fiscal years ended September 30, 2012, and September 30, 2013 and the interim period through the approval of the engagement of GTZY, MNP, LLP did not advise the Company of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

During the period preceding the engagement of GTZY, the Company had no consultations with GTZY regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K.

MNP, LLP’s letter of concurrence, dated October 31, 2013 was filed as an exhibit to the Company’s report on Form 8-K, filed on November 1, 2013.

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

Our Principal Executive Officer has concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Management concluded that during the period covered by this report, such internal controls and procedures were effective.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during our year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Steven R. Fox	60	Director, CEO/President, CFO, Secretary
Jan Fox	58	Director, Vice President

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

Section 16(a) Beneficial Ownership Reporting Compliance.
Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended September 30, 2013, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table.

As the table below indicates, none of the Company's officers or directors has received any cash remuneration since inception.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox Director, CEO/President, CFO, Secretary	2013 2012 2011 2010 2009 2008	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0
Jan Fox Director, Vice President	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Narrative Disclosure to the Summary Compensation Table.
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

Stock Option Grants.
We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End.

As the table below indicates, the Company has no unexercised options, stock that has not vested, or equity incentive plan awards for our executive officers as of September 30, 2013. The Company has not granted any stock options to the executive officers or directors since our inception.

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

Compensation of Directors.

As the table below indicates, no compensation has been paid to our directors as of September 30, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	-	-	-	-	-	-	-
Jan Fox	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's Directors as of the end of September 30, 2013.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2013 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

		Amount and Nature
		of Beneficial
Name	Address	Ownership(3)	Percentage of Class

Steven R. Fox (1)	317 Madison Avenue, Suite 1520,	1,975,000	96.60%
	New York, NY 10017

Jan Fox (2)	317 Madison Avenue, Suite 1520,	1,975,000	96.60%
	New York, NY 10017

All Officers and Directors as a		1,975,000	96.60%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2013, Steven R. Fox, an officer and Director of the Company, has advanced funds in the aggregate amount of $17,948 to the Company to cover cash requirements. Inclusive of the $17,948, the aggregate principal amount of all loans made by Steven R. Fox from the Company’s inception is $98,240. The loans are unsecured and payable on demand with interest at the prime rate of 3.25% at September 30, 2013, and 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.
The fees incurred for the fiscal year ending September 30, 2013 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $1,000.

Audit Related Fees.
There were no audit related fees for the fiscal years ended September 30, 2013. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees.
There were no tax fees for the fiscal year ended September 30, 2013. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees.
There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The engagement of the Company’s independent auditor, GZTY CPA GROUP, LLC, was approved by the Company’s Board of Directors which serves as the Audit Committee. The Audit Committee does not anticipate that the Company’s auditor will provide any services other that audit services and consequently the Audit Committee has not adopted any pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. No services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were provided by the Company’s auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIALS STATEMENTS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Articles of Incorporation (1)
3.1(i)	Certificate of Correction to Certificate of Incorporation(1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
16.1	Letter from MNP, LLP, Certified Public Accountants, dated October 30, 2013, regarding statements included in Form 8-K, filed November 1, 2013. (3)
23.1	Consent of GZTY CPA GROUP, LLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference from the Company's registration statement on Form 10-SB filed on December 12, 2007.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 7, 2009.

(3) Incorporated by reference from the Company's Special Report on Form 8-K filed on November 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 1, INC.

Dated: December 30, 2013	By /s/Steven R/ Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Steven R/ Fox
Steven R. Fox
CEO, CFO, President and Secretary

Dated:  December 30, 2013

STALAR 1, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stalar 1, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Stalar 1, Inc. (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2013. The management of Stalar 1, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 1, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC

-----------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

December 20, 2013

STALAR 1, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2013 AND 2012

	2013	2012

ASSETS
Current assets
Cash	$367	$202

Total current assets	$367	$202

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$31,248	$26,606
Due to related party - loan payable to President	98,240	80,292

Total current liabilities	129,488	106,898

Total liabilities	129,488	106,898

Stockholders’ deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding		—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,044,500 issued and outstanding	205	205
Additional paid-in capital	1,775	1,775
Deficit accumulated during the development stage	(131,101)	(108,676)

Total stockholders’ deficit	(129,121)	(106,696)

	$367	$202

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			November 13, 2007
	Year Ended	Year Ended	Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenues	$—	$—	$—

General and administrative expenses
Professional fees	19,234	21,468	104,398
Organization costs	—	—	14,868
Interest expense	2,856	2,466	9,438
Sundry	335	819	2,397
	22,425	24,753	131,101

Net loss	$(22,425)	$(24,753)	$(131,101)

Loss per common share:
basic and diluted	$(0.011)	$(0.012)

Weighted average number of common shares outstanding,basic and diluted	2,044,500	2,044,500

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	November 13, 2007
	September 30,	September 30,	(Inception) to
	2013	2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(22,425)	$(24,753)	$(131,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	780
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	4,642	5,099	31,248
Escrow deposits	—	(10,000)	—

Net cash used in operating activities	(17,783)	(9,654)	(99,073)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,200
Loans from President	17,948	9,757	98,240

Net cash provided by financing activities	17,948	9,757	99,440

Net increase (decrease) in cash	165	103	367

Cash, beginning of period	202	99	—

Cash, end of period	$367	$202	$367

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$—	$—	$780

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development State	Total
Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $0.0001	2,000,000	200	—	—	200

Shares issued for cash, at $.04 per share	25,000	3	997	—	1,000

Net loss for the period	—	—	—	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	—	400

Net loss for the year	—	—	—	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	—	380

Net loss for the year	—	—	—	(14,166)	(14,166)

Balance, September 30, 2010	2,044,500	205	1,775	(58,998)	(57,018)

Net loss for the year	—	—	—	(24,925)	(24,925)

Balance, September 30, 2011	2,044,500	205	1,775	(83,923)	(81,943)

Net loss for the year	—	—	—	(24,753)	(24,753)

Balance, September 30, 2012	2,044,500	205	1,775	(108,676)	(106,696)

Net loss for the year	—	—	—	(22,425)	(22,425)

Balance, September 30, 2013	2,044,500	$205	$1,775	$(131,101)	$(129,121)

The accompanying notes are an integral part of these financial statements.

STALAR 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE A – NATURE OF BUSINESS AND GOING CONCERN

Organization of the Company

Stalar 1, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and continues to negotiate with various operating entities however, has not entered into any letter of intent to date, see Note H.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Development Stage Company

The Company has not earned any revenue since its inception. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in the FASB Codification Topic 915. Among the disclosures required by the FASB Codification Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

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

STALAR 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Continued)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

STALAR 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Continued)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, escrow deposits, accounts payable and accrued expenses and loan payable – President. The carrying value approximates fair value due to the short maturity of these instruments.

NOTE C - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2013 and 2012, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE D – INCOME TAXES

As of September 30, 2013 there are loss carryforwards for Federal income tax purposes of approximately $131,000, available to offset future taxable income. The carryforwards begin to expire in 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of September 30, 2013 and 2012 the Company had a deferred tax asset amounting to approximately $46,000 and $36,000, respectively. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

Federal and state income tax returns for years prior to 2010 are no longer subject to examination by tax authorities.

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

STALAR 1, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Continued)

NOTE F - RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Due to Related Party - Loan Payable to President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at September 30, 2013 and 2012.

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

