Form 10-K/A
period 2013-09-30
Stalar 1, Inc.
filed 2013-12-31
CIK 1419985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Stalar 1, Inc. (the “Company”), for the year ended September 30, 2013, filed with the Securities and Exchange Commission on December 30, 2013 (the “Form 10-K”), is solely to amend Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language). Typos made in the headers to these financial statements mistakenly indicate they represent interim, and unaudited financials. These financial statements are for the 12 months ended September 30, 2013, and September 30, 2012 and from inception of the Company to September 30, 2013, and have been audited. The Company is hereby amending its Form 10-K to restate Exhibit 101.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any other way disclosures made in the original Form 10-K.

2

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

STALAR 1, INC.

Dated: December 31, 2013	By /s/Steven R/ Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Steven R/ Fox
Steven R. Fox
CEO, CFO, President and Secretary

Dated:  December 31, 2013

3

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

STALAR 1, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $0.0001	2,000,000	200	—	—	200

Shares issued for cash, at $.04 per share	25,000	3	997	—	1,000

Net loss for the period	—	—	—	(24,429)	(24,429)

Balance, September 30, 2008	2,025,000	203	997	(24,429)	(23,229)

Shares issued for services, valued at $.04 per share	10,000	1	399	—	400

Net loss for the year	—	—	—	(20,403)	(20,403)

Balance, September 30, 2009	2,035,000	204	1,396	(44,832)	(43,232)

Shares issued for services, valued at $.04 per share	9,500	1	379	—	380

Net loss for the year	—	—	—	(14,166)	(14,166)

Balance, September 30, 2010	2,044,500	205	1,775	(58,998)	(57,018)

Net loss for the year	—	—	—	(24,925)	(24,925)

Balance, September 30, 2011	2,044,500	205	1,775	(83,923)	(81,943)

Net loss for the year	—	—	—	(24,753)	(24,753)

Balance, September 30, 2012	2,044,500	205	1,775	(108,676)	(106,696)

Net loss for the year	—	—	—	(22,425)	(22,425)

Balance, September 30, 2013	2,044,500	$205	$1,775	$(131,101)	$(129,121)

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

